Form 10-K405
period 1998-12-31
IMC HOME EQUITY LOAN OWNER TRUST 1998-6
filed 1999-03-31
CIK 1071915

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _______ to _______.

                      Commission File Number 333-48429-04

                       IMC HOME EQUITY LOAN OWNER TRUST 1998-6
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                              13-4027763
-------------------------------                             ---------------
(State of other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                             Identification No.)

c/o The Chase Manhattan Bank
Structured Finance Services
450 West 33rd Street, New York, NY                            10001-2697
---------------------------------------                    ----------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (813) 984-8801
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

    Title of each class             Name of each exchange on which registered:

          None                                         None
   ---------------------            ------------------------------------------

                                      None
------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (s 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:
                                 Not Applicable
Documents Incorporated by Reference:
                                 Not Applicable

                    IMC HOME EQUITY LOAN OWNER TRUST 1998-6
                                     INDEX

                                                                                                               Page

PART I.......................................................................................................     3
         ITEM 1   -  BUSINESS................................................................................     3
         ITEM 2   -  PROPERTIES..............................................................................     3
         ITEM 3   -  LEGAL PROCEEDINGS.......................................................................     3
         ITEM 4   -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                     HOLDERS.................................................................................     3

PART II......................................................................................................     3
         ITEM 5   -  MARKET FOR REGISTRANT'S COMMON STOCK AND
                     RELATED STOCKHOLDER MATTERS ............................................................     3
         ITEM 6   -  SELECTED FINANCIAL DATA ................................................................     3
         ITEM 7   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..........................................     3
         ITEM 7A  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK.............................................................................     3
         ITEM 8   -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............................................     4
         ITEM 9   -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE .................................................     4

PART III.....................................................................................................     4
         ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                     REGISTRANT..............................................................................     4
         ITEM 11  -  EXECUTIVE COMPENSATION .................................................................     4
         ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT ..................................................................     4
         ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED
                     TRANSACTIONS............................................................................     5

PART IV......................................................................................................     5
         ITEM 14  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                     REPORTS ON FORM 8-K.....................................................................     5

SIGNATURES ..................................................................................................     6
INDEX TO EXHIBITS............................................................................................     7


                                     PART I
ITEM 1 - BUSINESS

         Not Applicable

ITEM 2 - PROPERTIES

         Not Applicable

ITEM 3 - LEGAL PROCEEDINGS

         The Depositor is not aware of any material pending legal proceedings involving either the IMC Home Equity Loan Owner Trust 1998-6 (the "Trust"), established pursuant to the Sale and Servicing Agreement (the "Agreement") dated September 1, 1998, among The Chase Manhattan Bank, as trustee (the "Trustee"), IMC Securities, Inc., as depositor (the "Depositor") and IMC Mortgage Company, as servicer (the "Servicer"); the Trustee; the Depositor; or the Servicer which relates to the Trust.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

         To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

         All of the Asset Backed Notes issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Notes. Based on information obtained by the Trust from DTC, as of February 22, 1999, there was 1 holder of the Notes.


ITEM 6 - SELECTED FINANCIAL DATA

         Not Applicable

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         Not Applicable

ITEM 7A- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1998 was $931,820.92.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements on accounting or financial disclosures between IMC Mortgage Company ("IMC") and its accountants.

On February 16, 1999 IMC appointed Grant Thornton L.L.P. as the independent accounting firm and dismissed PricewaterhouseCoopers L.L.P.

         IMC's decision was made after discussions with and in accordance with directions by the Securities and Exchange Commission. See IMC's Form 8-K dated as of February 16, 1999 for more details.

                                    PART III

ITEM 10  - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Not Applicable

ITEM 11  - EXECUTIVE COMPENSATION

           Not Applicable

ITEM 12  - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The following table sets forth (I) the name and address of each entity owning more than 5% of the outstanding principal amount of the Notes of the Trust; (ii) the principal amount of the Notes owned by each and (iii) the percent that the principal amount of the Notes owned by such entity represents of the outstanding principal amount of the Notes. The information set forth in the table for the Notes is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Notes held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.


Name and Address                            Principal Amount           % of Class
----------------                            ----------------           ----------

State Street Bank & Trust Company           $700,000,000                 100.0%
P.P. Box 1631
Boston, MA 02105-1631


ITEM 13  - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           [None]

                                    Part IV


ITEM 14  - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1.       Financial Statements:

                  Not applicable.

         2.       Financial Statement Schedules:

                  Not applicable.

         3.       Exhibits:


          EXHIBIT NO.                            DESCRIPTION
          -----------                            -----------
            99.1                      Statement of Compliance of the Servicer.


            99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.


            99.3                      Annual compilation of Monthly Trustee's
                                      Statement.

(b)      Reports on Form 8-K

4 reports on Form 8-K have been filed by the issuer during the period covered by this report.

DATE OF REPORT ON FORM 8-K                                               ITEMS REPORTED/FINANCIAL
                                                                             STATEMENTS FILED
October 20, 1998                                             Trustee's Monthly Report for the September
                                                             Monthly Period

November 20, 1998                                            Trustee's Monthly Report for the October
                                                             Monthly Period

December 21, 1998                                            Trustee's Monthly Report for the November
                                                             Monthly Period

January 20, 1999                                             Trustee's Monthly Report for the December
                                                              Monthly Period.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            By:      IMC Securities, Inc.,
                            As Depositor


                                    By: /s/ Thomas G. Middleton
                                        --------------------------------------
                                    Name:  Thomas G. Middleton
                                    Title: President, Chief Operating Officer,
                                           Assistant Secretary and Director


                                    By: /s/ Stuart D. Marvin
                                        --------------------------------------
                                    Name:  Stuart D. Marvin
                                    Title: Chief Financial Officer


Date: March 19, 1999

                               INDEX TO EXHIBITS
                                   Item 14(C)



                  EXHIBIT NO.                         DESCRIPTION
                  -----------                         -----------
                    99.1                      Statement of Compliance of the Servicer.


                    99.2                      Annual Report of Independent Accountants
                                              with respect to the Servicer's overall
                                              servicing operations.

                    99.3                      Annual compilation of Monthly Trustee's
                                              Statement.
